Form 10-K
period 2002-12-31
CHASE MANHATTAN AUTO OWNER TRUST 2001-B
filed 2003-03-31
CIK 1161504

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       -----------------------------------
                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


(Mark One)

 X       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
----     SECURITIES EXCHANGE ACT OF 1934.

For the Fiscal Year Ended: December 31, 2002

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
-----    OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _____ to _____

                        Commission file number 333-74600

                Chase Manhattan Auto Owner Trust 2001-B (Issuer)

           Chase Manhattan Bank USA, National Association (depositor)
             (Exact name of registrant as specified in its charter)


USA                                                  22-238208
(State or Other Jurisdiction of                      (IRS Employer
Incorporation or Organization)                       Identification Number)

White Clay Center, Building 200, Newark, DE          19711
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:  (302) 575-5000

Securities registered pursuant to Section 12(b) of the Act:

     Title of Each Class               Name of Each Exchange of Which Registered
            NONE                                        N/A

Securities registered pursuant to Section 12(g) of the Act:

           NONE
    (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days: YES X NO
                                             ---  -------

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K or any amendment to this Form 10-K. X
                                                                ---

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

Part I


Item 1. Business

         Omitted.


Item 2. Properties

         The Trust has acquired certain auto loan receivables from the Bank pursuant to a Sale and Servicing Agreement. The aggregate principal balance of the receivables, as of December 31, 2002, was $787,681,422.00.

         The Trust also holds a reserve account pursuant to the Sale and Servicing Agreement. The principal balance of the reserve account, as of December 31, 2002, was $13,784,424.98.

         The aggregate balance of receivables that were 60 or more days past due, as of December 31, 2002, was $4,960,797.39, or 0.63% of the receivables by principal balance.

         The aggregate amount of principal charge-offs, net of recoveries, for the year ended December 31, 2002, was $4,658,193.29, or 0.48% of the average aggregate outstanding principal balance of the receivables for that year.


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

         As of December 31, 2002, all of the Certificates and the Notes were registered in the name of CEDE and Co. The registrant understands that CEDE and Co. is the nominee for the Depository Trust Company ("DTC"). The registrant further understands that DTC has no knowledge of the actual beneficial owners of the Certificates and the Notes held of record by CEDE & Co., and that DTC knows only the identity of the participants to whose accounts such Certificates and Notes are credited, who may or may not be the beneficial owners of the Certificates and the Notes.

         The records provided to the Trust by DTC indicate that as of December 31, 2002, the number of holders of record for each outstanding class of securities issued by the Trust were as follows:

                  Class                              No. of Holders
                  ---------                          ------------------
                  A-2                                26
                  A-3                                19
                  A-4                                29
                  B                                  5


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

         Omitted.


Item 11. Executive Compensation

         Omitted.


Item 12. Security Ownership of Certain Beneficial Owners and Management

         The records of DTC indicate that as of December 31, 2002, there were the following holders of record with more than 5% of each class of the Certificates and Notes:

Class   Name & Address of Participant            Original Certificate   % Class
                                                  Principal Balance
A2      The Bank of New York                          $20,979,000        6.99%
        One Wall Street
        New York, NY  10286

        Boston Safe Deposit and Trust Company         $20,961,000        6.99%
        525 William Penn Place, Suite 3148
        Pittsburgh, PA  15259

        Investors Bank & Trust                        $50,095,000       16.70%
        200 Clarendon St.. 9th Floor
        Corporate Actions Unit/TOP57
        Boston, MA  02116

        JPMorgan Chase Bank                          $124,136,000       41.38%
        Proxy/Class Actions/Bankruptcy
        14201 Dallas Pkwy
        Dallas, TX  75254

        State Street Bank and Trust Company           $50,160,000       16.72%
        1776 Heritage Dr.
        Global Corporate Action Unit JAB 5NW
        No. Quincy, MA 02171

A3      Boston Safe Deposit and Trust Company         $95,595,000       26.19%
        525 William Penn Place, Suite 3148
        Pittsburgh, PA  15259

        Investors Bank & Trust                       $101,000,000       27.67%
        200 Clarendon St.. 9th Floor
        Corporate Actions Unit/TOP57
        Boston, MA  02116

        Investors Bank & Trust Company                $30,185,000        8.27%
        200 Clarendon St, 9th Floor
        Corporate Actions Unit/TOP57
        Boston, MA  02116

        JPMorgan Chase Bank                           $21,000,000        5.75%
        Proxy/Class Actions/Bankruptcy
        14201 Dallas Pkwy
        Dallas, TX  75254

        State Street Bank and Trust Company           $19,175,000        5.25%
        1776 Heritage Dr.
        Global Corporate Action Unit JAB 5NW
        No. Quincy, MA 02171

        Wachovia Bank N.A.                            $35,720,000        9.79%
        40 Broad Street, 5th Floor
        New York, NY 10004

A4      The Bank of New York                          $28,107,000        8.72%
        One Wall Street
        New York, NY  10286

        Boston Safe Deposit and Trust Company         $55,070,000       17.08%
        525 William Penn Place, Suite 3148
        Pittsburgh, PA  15259

        Deutsche Bank Trust Company Americas          $23,201,000        7.20%
        648 Grassmere Park Road
        Nashville, TN  37211

        JPMorgan Chase Bank                          $112,670,000       34.95%
        Proxy/Class Actions/Bankruptcy
        14201 Dallas Pkwy
        Dallas, TX  75254

        State Street Bank and Trust Company           $39,230,000       12.17%
        1776 Heritage Dr.
        Global Corporate Action Unit JAB 5NW
        No. Quincy, MA 02171

B       JPMorgan Chase Bank                           $18,300,000       56.30%
        Proxy/Class Actions/Bankruptcy
        14201 Dallas Pkwy
        Dallas, TX  75254

        Prudential Securities Custody                  $6,250,000       19.23%
        c/o ADP Proxy Services
        51 Mercedes Way
        Edgewood, NY 11717

        State Street Bank and Trust Company            $7,828,047       24.08%
        1776 Heritage Dr.
        Global Corporate Action Unit JAB 5NW
        No. Quincy, MA 02171


Item 13.          Certain Relationships and Related Transactions

         None.

Part IV


Item 14. Exhibits, Financial Statement Schedules, and Reports of Form 8-K

         (a) Exhibits.

         The following documents are filed as part of this Annual Report on Form 10-K:

         Exhibit Number      Description
         ---------------     ----------------

         99.1                Annual Management Report on Internal Controls.

         99.2                Annual  Servicer's Certificate pursuant to Section
                             4.10 of the Sale and Servicing Agreement.

         99.3                Annual Independent Accountants Reports pursuant to
                             Section 4.11 of the Sale and Servicing Agreement.

         99.4                Annual Issuer's Certificate of Compliance with the
                             Indenture.

         99.5 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.


         (b) Reports on Form 8-K.

         The following reports were filed on Form 8-K during the last quarter of 2002:

         Date             Items Reported       Financial Statements
         ------------     ---------------      -----------------------------
         10/01/2002       5, 7                 Monthly report to Noteholders
                                               dated 9/16/2002

         10/22/2002       5, 7                 Monthly report to Noteholders
                                               dated 10/15/2002

         11/18/2002       5, 7                 Monthly report to Noteholders
                                               dated 11/15/2002

         12/17/2002       5, 7                 Monthly report to Noteholders
                                               dated 12/16/2002

                                   SIGNATURES



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  March 28, 2003


                                       Chase Manhattan Auto Owner Trust 2001-B

                                       by: Chase Manhattan Bank USA, National
                                       Association, as Depositor


                                       By:  /s/ Keith W. Schuck
                                       -----------------------------------
                                       Name: Keith W. Schuck
                                       Title: Chief Financial Officer

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

                                INDEX TO EXHIBITS

Exhibit Number:           Description:
-------------------       ------------------------

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

99.5 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.