Form 10-K
period 2003-12-31
CHASE MANHATTAN AUTO OWNER TRUST 2001-B
filed 2004-03-30
CIK 1161504

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       -----------------------------------
                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


(Mark One)

 X             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---            SECURITIES EXCHANGE ACT OF 1934.

For the Fiscal Year Ended: December 31, 2003

                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
---            OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _____ to _____

                        Commission file number 333-60994

                Chase Manhattan Auto Owner Trust 2001-B (Issuer)

           Chase Manhattan Bank USA, National Association (depositor)
             (Exact name of registrant as specified in its charter)


USA                                                    22-2382028
(State or Other Jurisdiction of                        (IRS Employer
Incorporation or Organization)                         Identification Number)

White Clay Center, Building 200, Newark, DE            19711
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:    (302) 575-5000

Securities registered pursuant to Section 12(b) of the Act:

    Title of Each Class              Name of Each Exchange of Which Registered
           NONE                                      N/A

Securities registered pursuant to Section 12(g) of the Act:

           NONE
     (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the last 90 days: YES   X     NO
                                               ---       ---

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

Part I


Item 1.           Business

         Omitted.


Item 2.           Properties

         The Trust has acquired certain auto loan receivables from the Bank pursuant to a Sale and Servicing Agreement. The aggregate principal balance of the receivables, as of December 31, 2003, was $436,463,757.62.

         The Trust also holds a reserve account pursuant to the Sale and Servicing Agreement. The principal balance of the reserve account, as of December 31, 2003, was $9,749,122.90.

         The aggregate balance of receivables that were 60 or more days past due, as of December 31, 2003, was $4,314,576.43, or, 0.9885 % of the receivables by principal balance.

         The aggregate amount of principal charge-offs, net of recoveries, for the year ended December 31, 2003, was $4,465,870.22, or 0.7296 % of the average aggregate outstanding principal balance of the receivables for that year.


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

         As of December 31, 2003, all of the Certificates and the Notes were registered in the name of CEDE and Co. The registrant understands that CEDE and Co. is the nominee for the Depository Trust Company ("DTC"). The registrant further understands that DTC has no knowledge of the actual beneficial owners of the Certificates and the Notes held of record by CEDE & Co., and that DTC knows only the identity of the participants to whose accounts such Certificates and Notes are credited, who may or may not be the beneficial owners of the Certificates and the Notes.

         The records provided to the Trust by DTC indicate that as of December 31, 2003, the number of holders of record for each outstanding class of securities issued by the Trust were as follows:

                  Class                     No. of Holders
                  -----                     --------------
                  A-3                             18
                  A-4                             24
                  B                               5


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

         Omitted.


Item 11.          Executive Compensation

         Omitted.


Item 12.          Security Ownership of Certain Beneficial Owners and Management

         The records of DTC indicate that as of December 31, 2003, there were the following holders of record with more than 5% of each class of the Certificates and Notes:

------------------------------------------------------------------------------------------------------------------
Class            Name & Address of Participant                            Original Certificate            % Class
                                                                             Principal Balance
------------------------------------------------------------------------------------------------------------------
A3               Investors Bank & Trust                                       $    101,000,000             27.67%
                 200 Clarendon St., 9th Floor
                 Corporate Actions Unit/TOP57
                 Boston, MA  02116
------------------------------------------------------------------------------------------------------------------
                 Mellon Trust of New England, NA                              $     95,595,000             26.19%
                 525 William Penn Place, Suite 3148
                 Pittsburgh, PA  15259
------------------------------------------------------------------------------------------------------------------
                 Wachovia Bank N.A.                                           $     34,720,000              9.51%
                 40 Broad Street, 5th Floor
                 New York, NY 10004
------------------------------------------------------------------------------------------------------------------
                 Investors Bank & Trust Company                               $     30,185,000              8.27%
                 200 Clarendon St., 9th Floor
                 Corporate Actions Unit/TOP57
                 Boston, MA  02116
------------------------------------------------------------------------------------------------------------------
                 State Street Bank and Trust Company                          $     25,125,000              6.88%
                 1776 Heritage Dr.
                 Global Corporate Action Unit JAB 5NW
                 No. Quincy, MA 02171
------------------------------------------------------------------------------------------------------------------
                 JPMorgan Chase Bank                                          $     21,000,000              5.75%
                 Proxy/Class Actions/Bankruptcy
                 14201 Dallas Pkwy
                 Dallas, TX  75254
------------------------------------------------------------------------------------------------------------------
A4               State Street Bank and Trust Company                          $     96,231,000             29.85%
                 1776 Heritage Dr.
                 Global Corporate Action Unit JAB 5NW
                 No. Quincy, MA 02171
------------------------------------------------------------------------------------------------------------------
                 Mellon Trust of New England, NA                              $     61,910,000             19.20%
                 525 William Penn Place, Suite 3148
                 Pittsburgh, PA  15259
------------------------------------------------------------------------------------------------------------------
                 JPMorgan Chase Bank                                          $     59,295,000             18.39%
                 Proxy/Class Actions/Bankruptcy
                 14201 Dallas Pkwy
                 Dallas, TX  75254
------------------------------------------------------------------------------------------------------------------
                 The Bank of New York                                         $     29,100,000              9.03%
                 One Wall Street
                 New York, NY  10286
------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------
B                JPMorgan Chase Bank                                          $     18,300,000             56.30%
                 Proxy/Class Actions/Bankruptcy
                 14201 Dallas Pkwy
                 Dallas, TX  75254
------------------------------------------------------------------------------------------------------------------
                 State Street Bank and Trust Company                          $      7,828,047             24.08%
                 1776 Heritage Dr.
                 Global Corporate Action Unit JAB 5NW
                 No. Quincy, MA 02171
------------------------------------------------------------------------------------------------------------------
                 Wachovia Securities, LLC/Custody                             $      6,250,000             19.23%
                 One New York Plaza
                 New York, NY  10292
------------------------------------------------------------------------------------------------------------------


Item 13.          Certain Relationships and Related Transactions

         None.

Part IV


Item 14.          Exhibits, Financial Statement Schedules, and Reports of
                  Form 8-K

                  (a)      Exhibits.

                           The following documents are filed as part of this
Annual Report on Form 10-K:

                           Exhibit Number    Description
                           --------------    -----------

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

                           99.4 Annual Issuer's Certificate of Compliance with the Indenture.

                           99.5 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.


                  (b)      Reports on Form 8-K.

                           The following reports were filed on Form 8-K during
the last quarter of 2002:

                  Date                      Items Reported             Financial Statements
                  ----                      --------------             --------------------
                  09/17/2003                5, 7                       Monthly report to Noteholders
                                                                       dated 9/15/2003

                  10/17/2003                5, 7                       Monthly report to Noteholders
                                                                       dated 10/15/2003

                  11/19/2003                5, 7                       Monthly report to Noteholders
                                                                       dated 11/17/2003

                  12/18/2003                5, 7                       Monthly report to Noteholders
                                                                       dated 12/15/2003

                                   SIGNATURES



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  March 30, 2004


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